Form 10-K
period 2014-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2015-03-31
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-180779-09
Commission File Number of issuing entity:

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
(Exact name of issuing entity as specified in its charter)

MORGAN STANLEY CAPITAL I INC.
(Exact name of registrant as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC
Bank of America, National Association
CIBC Inc.
(Exact name of sponsors as specified in their charters)

47-1160146
47-1173459
47-1185448
47-6315532
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o Morgan Stanley Capital I Inc.
1585 Broadway New York, NY
(Address of principal executive offices of issuing entity)

10036
(Zip Code)

(212) 762-6148
(Registrant's telephone number, including area code of issuing entity)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures
Omitted.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.
The mortgaged property securing the Arundel Mills & Marketplace Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2014 fiscal year is $51,980,813.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no legal proceedings pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated December 19, 2014, and other than the following:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and U.S. Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
In addition to the information regarding this Item that has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated June 18, 2014, Wells Fargo Bank, National Association, is master servicer for the MSBAM 2014-C16 and MSBAM 2014-C17 securitization transactions, and Wells Fargo Bank, National Association, is master servicer for the MSBAM 2014-C16 and COMM 2014-UBS5 securitization transactions.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits
4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on June 24, 2014 and incorporated by reference herein)
4.2 Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent, and Custodian. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 19, 2014 and incorporated by reference herein)
4.3 Pooling and Servicing Agreement, dated as of June 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)
4.4 Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 23, 2014 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification.

33	Item 1122 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association as Master Servicer
33.2 LNR Partners, LLC as Special Servicer
33.3 U.S. Bank National Association as Certificate Administrator
33.4 U.S. Bank National Association as Custodian (See Exhibit 33.3)
33.5 Situs Holdings, LLC as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.1)
33.9 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.1)
33.10 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.1)
33.11 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.1)
33.12 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.1)
33.13 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.1)
33.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
33.15 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.2)
33.16 Rialto Capital Advisors, LLC as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
33.17 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.14)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.16)
33.19 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.14)
33.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
33.21 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.20)
33.23 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.20)
33.24 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.20)
33.25 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.20)
33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.6)
33.27 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.7)
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.6)
33.29 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.7)
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.6)
33.31 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.7)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.6)
33.33 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.7)
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.6)
33.35 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.7)
33.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.6)
33.37 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.7)

34	Item 1122 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association as Master Servicer
34.2 LNR Partners, LLC as Special Servicer
34.3 U.S. Bank National Association as Certificate Administrator
34.4 U.S. Bank National Association as Custodian (See Exhibit 34.3)
34.5 Situs Holdings, LLC as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.1)
34.9 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.1)
34.10 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.1)
34.11 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.1)
34.12 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.1)
34.13 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.1)
34.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
34.15 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.2)
34.16 Rialto Capital Advisors, LLC as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
34.17 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.14)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.16)
34.19 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.14)
34.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
34.21 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.20)
34.23 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.20)
34.24 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.20)
34.25 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.20)
34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.6)
34.27 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.7)
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.6)
34.29 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.7)
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.6)
34.31 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.7)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.6)
34.33 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.7)
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.6)
34.35 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.7)
34.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.6)
34.37 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.7)

35	Item 1123 Servicer Compliance Statement.
35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 LNR Partners, LLC as Special Servicer
35.3 U.S. Bank National Association as Certificate Administrator
35.4 U.S. Bank National Association as Custodian (see Exhibit 35.3)
35.5 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.6 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.7 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
35.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014
35.10 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.5)
35.11 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.12 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.13 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.11)
35.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.16 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.17 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
35.18 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.15)
35.19 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014
35.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.15)

99.1 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on June 24, 2014 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)

b) See Item (a) above.
c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY CAPITAL I INC.
(Depositor)

/s/ Kevin Ng
Name: Kevin Ng, President
(senior officer in charge of securitization of the depositor)
Date:	March 25, 2015

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on June 24, 2014 and incorporated by reference herein)
4.2 Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent, and Custodian. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 19, 2014 and incorporated by reference herein)
4.3 Pooling and Servicing Agreement, dated as of June 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)
4.4 Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 23, 2014 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification.

33	Item 1122 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association as Master Servicer
33.2 LNR Partners, LLC as Special Servicer
33.3 U.S. Bank National Association as Certificate Administrator
33.4 U.S. Bank National Association as Custodian (See Exhibit 33.3)
33.5 Situs Holdings, LLC as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.1)
33.9 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.1)
33.10 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.1)
33.11 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.1)
33.12 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.1)
33.13 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.1)
33.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
33.15 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.2)
33.16 Rialto Capital Advisors, LLC as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
33.17 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.14)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.16)
33.19 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.14)
33.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
33.21 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.20)
33.23 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.20)
33.24 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.20)
33.25 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.20)
33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.6)
33.27 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 33.7)
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.6)
33.29 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 33.7)
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.6)
33.31 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 33.7)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.6)
33.33 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 33.7)
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.6)
33.35 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 33.7)
33.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.6)
33.37 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 33.7)

34	Item 1122 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association as Master Servicer
34.2 LNR Partners, LLC as Special Servicer
34.3 U.S. Bank National Association as Certificate Administrator
34.4 U.S. Bank National Association as Custodian (See Exhibit 34.3)
34.5 Situs Holdings, LLC as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.1)
34.9 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.1)
34.10 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.1)
34.11 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.1)
34.12 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.1)
34.13 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.1)
34.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
34.15 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.2)
34.16 Rialto Capital Advisors, LLC as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
34.17 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.14)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.16)
34.19 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.14)
34.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
34.21 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.20)
34.23 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.20)
34.24 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.20)
34.25 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.20)
34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.6)
34.27 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced (see Exhibit 34.7)
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.6)
34.29 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014 (see Exhibit 34.7)
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.6)
34.31 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014 (see Exhibit 34.7)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.6)
34.33 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 34.7)
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.6)
34.35 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014 (see Exhibit 34.7)
34.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.6)
34.37 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 34.7)

35	Item 1123 Servicer Compliance Statement.
35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 LNR Partners, LLC as Special Servicer
35.3 U.S. Bank National Association as Certificate Administrator
35.4 U.S. Bank National Association as Custodian (see Exhibit 35.3)
35.5 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.6 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.7 Wells Fargo Bank, National Association as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
35.8 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014
35.10 Wells Fargo Bank, National Association as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.5)
35.11 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.12 LNR Partners, LLC, as Special Servicer under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.13 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.11)
35.14 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace Mortgage Loan is serviced
35.16 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS3 securitization, pursuant to which the State Farm Portfolio Mortgage Loan was serviced prior to September 23, 2014
35.17 Wells Fargo Bank, National Association as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio Mortgage Loan has been serviced from September 23, 2014
35.18 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced prior to August 14, 2014 (see Exhibit 35.15)
35.19 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan has been serviced from August 14, 2014
35.20 Wells Fargo Bank, National Association as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the La Concha Hotel & Tower Mortgage Loan is serviced (see Exhibit 35.15)

99.1 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on June 24, 2014 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of June 5, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein)