Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2016-03-30
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-180779-09
Commission File Number of issuing entity:

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
(Central Index Key Number 0001606442)
(Exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.
(Central Index Key Number 0001547361)
(Exact name of registrant as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC
(Central Index Key Number 0001541557)
Bank of America, National Association
(Central Index Key Number 0001102113)
CIBC Inc.
(Central Index Key Number 0001548567)
(Exact names of sponsors as specified in their charters)

47-1160146
47-1173459
47-1185448
47-6315532
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o Morgan Stanley Capital I Inc.
1585 Broadway, New York, NY
(Address of principal executive offices of issuing entity)

10036
(Zip Code)

(212)762-6148
(Registrant's telephone number, including area code of issuing entity)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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
Not Applicable.

EXPLANATORY NOTES
The MSBAM 2014-C16 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the Arundel Mills & Marketplace mortgage loan and the La Concha Hotel & Tower mortgage loan, which are serviced pursuant to the MSBAM 2014-C15 pooling and servicing agreement attached hereto as Exhibit 4.2;

• the State Farm Portfolio mortgage loan, which is serviced pursuant to the COMM 2014UBS5 pooling and servicing agreement attached hereto as Exhibit 4.4; and

• the Marriott Philadelphia Downtown mortgage loan, which is serviced pursuant to the MSBAM 2014-C17 pooling and servicing agreement attached hereto as Exhibit 4.3.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The trust advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement. Consequently, the trust advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C15 pooling and servicing agreement, pursuant to which the Arundel Mills & Marketplace mortgage loan and the La Concha Hotel & Tower mortgage loan are serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Arundel Mills & Marketplace mortgage loan and the La Concha Hotel & Tower mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the COMM 2014-UBS5 pooling and servicing agreement, pursuant to which the State Farm Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the State Farm Portfolio mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C17 pooling and servicing agreement, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Marriott Philadelphia Downtown mortgage loan for the reporting period.

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

Item 14. Principal Accounting Fees and Services.
Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.
The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent unaudited net operating income of the significant obligor for the 2015 fiscal year is $49,840,944.

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

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 17, 2014, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 17, 2014, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, and the master servicer and custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, is also the master servicer under the MSBAM 2014-C16 securitization and the master servicer and custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace and La Concha Hotel & Tower mortgage loans are serviced, and (ii) Rialto Capital Advisors, LLC, the special servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, is also the special servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits
4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and U.S. Bank National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2014-C15 securitization transaction, pursuant to which the Arundel Mills & Marketplace Mortgage Loan, the Marriott Philadelphia Downtown Mortgage Loan and the La Concha Hotel & Tower Mortgage Loan are serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.3 Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.4 Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2014-UBS5 securitization transaction, pursuant to which the State Farm Portfolio Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 23, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1 U.S. Bank National Association, as Certificate Administrator
33.2 U.S. Bank National Association, as Custodian (see Exhibit 33.1)
33.3 Wells Fargo Bank, National Association, as Master Servicer
33.4 LNR Partners, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.3)
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.7)
33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.20)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator
34.2 U.S. Bank National Association, as Custodian (see Exhibit 34.1)
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.20)

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

99.1	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 17, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
99.2	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on June 24, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
99.3	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on June 17, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

b) See Item (a) above.
c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
(Depositor)

By: /s/ George Kok
George Kok, President (senior officer in
charge of securitization of the depositor)

Date: March 30, 2016

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and U.S. Bank National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2014-C15 securitization transaction, pursuant to which the Arundel Mills & Marketplace Mortgage Loan, the Marriott Philadelphia Downtown Mortgage Loan and the La Concha Hotel & Tower Mortgage Loan are serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.3 Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
4.4 Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2014-UBS5 securitization transaction, pursuant to which the State Farm Portfolio Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 23, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1 U.S. Bank National Association, as Certificate Administrator
33.2 U.S. Bank National Association, as Custodian (see Exhibit 33.1)
33.3 Wells Fargo Bank, National Association, as Master Servicer
33.4 LNR Partners, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.3)
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 33.7)
33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.20)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator
34.2 U.S. Bank National Association, as Custodian (see Exhibit 34.1)
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced (see Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.20)

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace mortgage loan is serviced and the La Concha Hotel & Tower mortgage loan is serviced
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

99.1	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 17, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
99.2	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on June 24, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).
99.3	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on June 17, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).