Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2018-04-02
CIK 1606442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

47-1160146

47-1173459

47-1185448

47-6315532

(I.R.S. Employer Identification No.)

New York

(State or other jurisdiction of incorporation or organization)

c/o Morgan Stanley Capital I Inc.

1585 Broadway, New York, NY

(Address of principal executive offices)

10036

(Zip Code)

(212) 761-4000

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

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Not Applicable.

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

Not Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Item 4. Mine Safety Disclosures.

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent unaudited net operating income of the significant obligor for the 2017 fiscal year is $49,957,431.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2014, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2014, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, and the master servicer and custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, is also the master servicer under the MSBAM 2014-C16 securitization and the master servicer and custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace and La Concha Hotel & Tower mortgage loans are serviced, and (ii) Rialto Capital Advisors, LLC, the special servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, is also the special servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits

4.1	Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and U.S. Bank National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2014-C15 securitization transaction, pursuant to which the Arundel Mills & Marketplace Mortgage Loan, the Marriott Philadelphia Downtown Mortgage Loan and the La Concha Hotel & Tower Mortgage Loan are serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 19, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2014-UBS5 securitization transaction, pursuant to which the State Farm Portfolio Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

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

33.4 LNR Partners, LLC, as Special Servicer

33.5 Situs Holdings, LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.20)

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
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.20)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 35.11)
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 35.11)

99.1	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333- 180779-09 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

b) See Item (a) above.

c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
(Depositor)

By: /s/ George Kok
George Kok, President (senior officer in charge of securitization of the depositor)

Date: April 2, 2018

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and U.S. Bank National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2014-C15 securitization transaction, pursuant to which the Arundel Mills & Marketplace Mortgage Loan, the Marriott Philadelphia Downtown Mortgage Loan and the La Concha Hotel & Tower Mortgage Loan are serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 19, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2014-UBS5 securitization transaction, pursuant to which the State Farm Portfolio Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

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

33.4 LNR Partners, LLC, as Special Servicer

33.5 Situs Holdings, LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 33.20)

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
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 34.20)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17)
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced: Arundel Mills & Marketplace (from 1/1/17 to 12/31/17) and La Concha Hotel & Tower (from 1/1/17 to 12/31/17)
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced: State Farm Portfolio (from 1/1/17 to 12/31/17) (See Exhibit 35.11)
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (See Exhibit 35.11)

99.1	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333- 180779-09 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated June 5, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 18, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).