Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2019-03-29
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent unaudited net operating income of the significant obligor for the 2018 fiscal year is $51,171,701.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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
33.4 LNR Partners, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014- C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 33.7)
33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014- UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014- UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014- C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18)
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 33.20)

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
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014- C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18) (see Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014- UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014- UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014- C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18)
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 34.20)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014- UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18)
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014- C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18)
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18)
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/18 to 12/31/18) and La Concha Hotel & Tower (from 1/1/18 to 12/31/18)
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.11)
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/18 to 12/31/18) (see Exhibit 35.11)

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

Date: March 29, 2019