Form 10-K/A
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2019-10-30
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”), is to (i) file a revised assessment of compliance with the servicing criteria for asset-backed securities with respect to Rialto Capital Advisors, LLC (replacing the document previously filed as Exhibits 33.18 and 33.19 to the Original Form 10-K) and (ii) replace the attestation report of NDNB Assurance LLP on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities with the attestation report of Deloitte & Touche LLP, dated October 18, 2019, on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities (replacing the document previously filed as Exhibits 34.18 and 34.19 to the Original Form 10-K). No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2014, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, and the master servicer and custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, is also the master servicer under the MSBAM 2014-C16 securitization and the master servicer and custodian under the MSBAM 2014-C15 securitization, pursuant to which the Arundel Mills & Marketplace and La Concha Hotel & Tower mortgage loans are serviced, and (ii) Rialto Capital Advisors, LLC, the special servicer under the COMM 2014-UBS5 securitization, pursuant to which the State Farm Portfolio mortgage loan is serviced, is also the special servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced. On November 30, 2018, Rialto Capital Advisors, LLC (“RCA”) was acquired by investment funds managed by Stone Point Capital LLC, in partnership with the management team of RCA’s affiliates. Situs Holdings, LLC, the trust advisor under the MSBAM 2014-C16 pooling and servicing agreement, is a wholly owned subsidiary of an affiliated entity of Stone Point Capital LLC.

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

Date: October 30, 2019