Form 10-K
period 2020-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2021-03-30
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Not Applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent unaudited net operating income of the significant obligor for the 2020 fiscal year is $48,603,273.96.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement. In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12 (b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”). U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action. The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2014.

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
33.4 LNR Partners, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 33.3)
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 33.6)
33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 33.7)
33.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.6)
33.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.7)
33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 33.3)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 33.6)
33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 33.7)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
33.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20)
33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 33.18)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
33.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.20)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 33.20)

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
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 34.3)
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 34.6)
34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 34.7)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.6)
34.13 National Tax Search, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.7)
34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 34.3)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 34.6)
34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 34.7)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
34.18 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20)
34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 34.18)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
34.21 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.20)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 34.20)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20) (see Exhibit 35.3)
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20 (see Exhibit 35.3))
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20)
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 35.9)
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/20 to 12/31/20) and La Concha Hotel & Tower (from 1/1/20 to 12/31/20)
35.12 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.11)
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/20 to 12/31/20) (see Exhibit 35.11)

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

Date: March 30, 2021