Form 10-K
period 2023-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C16
filed 2024-03-27
CIK 1606442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

●	The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

●	The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

●	The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement. Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

●	CWCapital Asset Management LLC is the current special servicer under the MSBAM 2014-C15 pooling and servicing agreement, pursuant to which the Arundel Mills & Marketplace mortgage loan was serviced until October 4, 2023 and the La Concha Hotel & Tower mortgage loan was serviced until April 30, 2023. On April 9, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSBAM 2014-C15 pooling and servicing agreement and was succeeded by CWCapital Asset Management LLC. The Arundel Mills & Marketplace mortgage loan was paid off in full on October 5, 2023. The La Concha Hotel & Tower mortgage loan was paid off in full on May 1, 2023.

●	The Marriott Philadelphia Downtown mortgage loan, which was serviced pursuant to the MSBAM 2014-C17 pooling and servicing agreement, was paid off in full on October 26, 2023.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

●	Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

●	Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C15 pooling and servicing agreement, pursuant to which the Arundel Mills & Marketplace mortgage loan and the La Concha Hotel & Tower mortgage loan were serviced until October 4, 2023 and April 30, 2023, respectively, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Arundel Mills & Marketplace mortgage loan and the La Concha Hotel & Tower mortgage loan for the reporting period.

●	Wells Fargo Bank, National Association, as master servicer under the COMM 2014-UBS5 pooling and servicing agreement, pursuant to which the State Farm Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the State Farm Portfolio mortgage loan for the reporting period.

●	Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C17 pooling and servicing agreement, pursuant to which the Marriott Philadelphia Downtown mortgage loan was serviced until October 25, 2023, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Marriott Philadelphia Downtown mortgage loan for the reporting period.
●	On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.4, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under each Outside Pooling and Servicing Agreement.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Arundel Mills & Marketplace loan constituted a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Arundel Mills & Marketplace mortgage loan was paid off in full on October 5, 2023. The most recent net operating income of the significant obligor based on the significant obligor's operating statement as of June 30, 2023 was $26,109,651.29.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits

4.1	Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and U.S. Bank National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2014-C15 securitization transaction, pursuant to which the Arundel Mills & Marketplace Mortgage Loan and the La Concha Hotel & Tower Mortgage Loan were serviced until October 4, 2023 and April 30, 2023, respectively (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 19, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan was serviced until October 25, 2023 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of September 1, 2014, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2014-UBS5 securitization transaction, pursuant to which the State Farm Portfolio Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2014 under SEC File No. 333-180779-09 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 U.S. Bank National Association, as Custodian (see Exhibit 33.1)
33.3 Wells Fargo Bank, National Association, as Master Servicer
33.4 LNR Partners, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 CoreLogic Solutions, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23) (see Exhibit 33.3)
33.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23) (see Exhibit 33.6)
33.9 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.3)
33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.6)
33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 33.3)
33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 33.6)
33.13 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
33.14 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23)
33.15 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 33.14)
33.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
33.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
33.18 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.16)
33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.17)
33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 33.16)
33.21 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 33.17)

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
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 LNR Partners, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 CoreLogic Solutions, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23) (see Exhibit 34.3)
34.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23) (see Exhibit 34.6)
34.9 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.3)
34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.6)
34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 34.3)
34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 34.6)
34.13 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
34.14 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23)
34.15 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 34.14)
34.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
34.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
34.18 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.16)
34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.17)
34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 34.16)
34.21 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 34.17)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 U.S. Bank National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 LNR Partners, LLC, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23) (see Exhibit 35.3)
35.6 Wells Fargo Bank, National Association, as Master Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23 (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 35.3)

35.8 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23)
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 35.9)
35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
35.12 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Arundel Mills & Marketplace (from 1/1/23 to 10/4/23) and La Concha Hotel & Tower (from 1/1/23 to 4/30/23)
35.13 Wells Fargo Bank, National Association, as Custodian under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.11)
35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2014-UBS5 securitization, pursuant to which the following mortgage loans were serviced by such party: State Farm Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.12)
35.15 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 35.11)
35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/23 to 10/25/23) (see Exhibit 35.12)

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

Date: March 27, 2024